Form 10-Q
period 2021-03-31
Deep Lake Capital Acquisition Corp.
filed 2021-05-27
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to________________

DEEP LAKE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39879	85-3928298
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

930 Tahoe Blvd., Suite 802 PMB 381 Incline Village, Nevada	89451
(Address Of Principal Executive Offices)	(Zip Code)

(415) 307-2340
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	DLCAU	Nasdaq Capital Markets
Class A ordinary shares included as part of the units	DLCA	Nasdaq Capital Markets
Redeemable warrants included as part of the units	DLCAW	Nasdaq Capital Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 26, 2021, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DEEP LAKE CAPITAL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Deep Lake Capital Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,822,098	$-
Prepaid expenses	637,544	-
Total current assets	2,459,642	-
Deferred offering costs	-	380,631
Cash held in Trust Account	207,000,000	-
Total Assets	$209,459,642	$380,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,021,365	$40,590
Accrued expenses	704,114	381,800
Due to related parties	3,247	-
Note payable - related party	-	50,900
Total current liabilities	1,728,726	473,290
Warrant liabilities	10,999,200	-
Deferred underwriting commissions	7,245,000	-
Total liabilities	19,972,926	473,290

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 18,448,671 and -0- shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	184,486,710	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,251,329 and -0- shares issued and outstanding (excluding 18,448,671 and -0- shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	225	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	1,121,928	24,482
Retained earnings (accumulated deficit)	3,877,335	(117,659)
Total shareholders’ equity	5,000,006	(92,659)
Total Liabilities and Shareholders’ Equity	$209,459,642	$380,631

The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2021

General and administrative expenses	$333,386
General and administrative expenses - related party	45,000
Loss from operations	(378,386)
Change in fair value of warrant liabilities	4,973,300
Offering costs – warrant liabilities	(599,920)
Net income	$3,994,994

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000
Basic and diluted net income per share, Class A ordinary share	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,062,500
Basic and diluted net income per share, Class B ordinary share	$0.79

The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Sale of units in initial public offering, less allocation to warrant liabilities	20,700,000	2,070	-	-	197,165,430	-	197,167,500
Offering costs	-	-	-	-	(11,583,119)	-	(11,583,119)
Class A ordinary shares subject to possible redemption	(18,448,671)	(1,845)	-	-	(184,484,865)	-	(184,486,710)
Net income	-	-	-	-	-	3,994,994	3,994,994
Balance - March 31, 2021	2,251,329	$225	5,175,000	$518	$1,121,928	$3,877,335	$5,000,006

The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$3,994,994
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	10,788
Change in fair value of warrant liabilities	(4,973,300)
Offering costs - warrant liabilities	599,920
Changes in operating assets and liabilities:
Prepaid expenses	(637,544)
Accounts payable	1,009,830
Accrued expenses	28,075
Due to related party	3,247
Net cash provided by operating activities	36,010

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(94,427)
Proceeds received from initial public offering, gross	207,000,000
Proceeds received from private placement	6,140,000
Offering costs paid	(4,259,485)
Net cash provided by financing activities	208,786,088

Net change in cash	1,822,098

Cash - beginning of the period	-
Cash - end of the period	$1,822,098

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$594,915
Offering costs paid by Sponsor under promissory note	$32,739
Deferred underwriting commissions	$7,245,000
Initial value of Class A ordinary shares subject to possible redemption	$179,872,890
Change in value of Class A ordinary shares subject to possible redemption	$4,613,820

The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Deep Lake Capital Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on November 6, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Deep Lake Capital Sponsor LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 20,700,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,700,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $207.0 million, and incurring offering costs of approximately $12.2 million, of which approximately $7.2 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,140,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.1 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $207.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to the payment of taxes, unless and until the Company completes its initial Business Combination, no proceeds held in the Trust Account will be available for the Company’s use. The proceeds held in the Trust Account may not be invested or bear interest until January 1, 2022, after which the proceeds will be held in an interest-bearing trust account. After January 2022, the proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combination(s) having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account at the time of the Company’s signing of a definitive agreement in connection with the initial Business Combination) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 15, 2023, (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $0.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Cash Held in Trust Account

At March 31, 2021, the Company had $207.0 million in cash held in the Trust Account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying value of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,350,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,140,000 Private Placement Warrants are recognized as derivative liabilities in accordance with FASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares stock were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 18,448,671 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income per ordinary shares

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for three months ended March 31, 2021 is calculated by dividing the interest income earned on cash held in the Trust Account of $0, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net income per ordinary share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 is calculated by dividing general and administration expenses of approximately $378,000, noncash income for a change in fair value of warrant liabilities of approximately $5.0 million and offering costs associated with warrant liabilities of approximately $0.6 million, resulting in net income of approximately $4.0 million, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

On January 15, 2021, the Company consummated its Initial Public Offering of 20,700,000 Units, including 2,700,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $207.0 million, and incurring offering costs of approximately $12.2 million, of which approximately $7.2 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On November 17, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain expenses on behalf of the Company in consideration for issuance of 4,312,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On January 12, 2020, the Company effected a share capitalization of 862,500 Class B ordinary shares, resulting in an aggregate of 5,175,000 Class B ordinary shares outstanding. Up to 675,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 15, 2021, the underwriter fully exercised its over-allotment option; thus, these 675,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,140,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.1 million.

Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On November 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $94,000 under the Note. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statement of operations for the three months ended March 31, 2021, and in accounts payable as of March 31, 2021.

In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 15, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $7.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its financial statement and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s Initial Public Offering, financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 2,251,329 Class A ordinary shares issued and outstanding, excluding 18,448,671 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At January 15, 2021, there were 5,175,000 Class B ordinary shares issued and outstanding. Of the 5,175,000 Class B ordinary shares, an aggregate of up to 675,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 15, 2021, the underwriter fully exercised its over-allotment option; thus, these 675,000 Class B ordinary shares were no longer subject to forfeiture.

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), holders of the Class B ordinary shares will have ten votes for every Class B ordinary shares and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. Holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of Class B ordinary shares may remove a member of the board of directors for any reason. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B and Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 7 — Warrants

As of March 31, 2021, the Company had 10,350,000 Public Warrants and the 6,140,000 Private Placement Warrants outstanding.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market value and the Newly issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities - Public warrants	$6,210,000	$-	$-
Warrant liabilities - Private placement warrants	-	-	4,789,200
	$6,210,000	$-	$4,789,200

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels of the fair value hierarchy during the three months ended March 31, 2021.

The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation.  The fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	January 15, 2021	March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.45	$9.80
Volatility	15.0%	15.0%
Term	5.0	5.0
Risk-free rate	0.46%	0.92%

The change in the fair value of warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants - Level 3	15,972,500
Transfers of Public Warrants to Level 1 measurement	(6,210,000)
Change in fair value of warrant liabilities	(4,973,300)
Warrant liabilities at March 31, 2021	$4,789,200

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Restatement of Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited balance sheet dated January 15, 2021, filed on Form 8-K on January 22, 2021 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 15, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on January 15, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

	As of January 15, 2021
	As Previously Reported	Restatement Adjustments	As Restated

Balance Sheet
Total assets	$208,899,773	$-	$208,899,773
Liabilities and shareholders’ equity
Total current liabilities	$809,380	$-	$809,380
Deferred underwriting commissions	7,245,000	-	7,245,000
Warrant liabilities	-	15,972,500	15,972,500
Total liabilities	8,054,380	15,972,500	24,026,880
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	195,845,390	(15,972,500)	179,872,890
Shareholders’ equity
Prefered shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	112	159	271
Class B ordinary shares - $0.0001 par value	518	-	518
Additional paid-in-capital	5,135,942	599,761	5,735,703
Accumulated deficit	(136,569)	(599,920)	(736,489)
Total shareholders’ equity	5,000,003	-	5,000,003
Total liabilities and shareholders’ equity	$208,899,773	$-	$208,899,773

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were available to be issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Deep Lake Capital Acquisition Corp.,” “Deep Lake,” “our,” “us” or “we” refer to Deep Lake Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Deep Lake Capital Sponsor LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, we consummated our Initial Public Offering of 20,700,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,700,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $207.0 million, and incurring offering costs of approximately $12.2 million, of which approximately $7.2 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,140,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.1 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $207.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to the payment of taxes, unless and until we complete an initial Business Combination, no proceeds held in the Trust Account will be available for our use. The proceeds held in the Trust Account may not be invested or bear interest until January 1, 2022, after which the proceeds will be held in an interest-bearing trust account. After January 2022, the proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combination(s) having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account at the time of the Company’s signing of a definitive agreement in connection with the initial Business Combination) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.8 million in our operating bank account and working capital of approximately $0.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $4.0 million, which is due largely to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $5.0 million, partially offset by a non-operating expense of approximately $0.6 million related to offering costs allocated to warrant liabilities and operating expenses of approximately $0.4 million. Operating expenses consisted of approximately $0.3 million in general and administrative expenses, and approximately $45,000 in general and administrative expenses with related parties

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to make up to three demands, excluding short form demands, that we registered such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 15, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $7.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,350,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,140,000 Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 18,448,671 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net income per ordinary share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for three months ended March 31, 2021 is calculated by dividing the interest income earned on cash held in the Trust Account of $0, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net income per share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 is calculated by dividing general and administration expenses of approximately $378,000, noncash income for a change in fair value of warrant liabilities of approximately $5.0 million and offering costs associated with warrant liabilities of approximately $0.6 million, resulting in net income of approximately $4.0 million, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 251649), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 14, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the January 15, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on January 22, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants in this Quarterly Report on Form 10-Q. The effect of the restatement on specific line items in our January 15, 2021 audited closing date balance sheet can be found in footnote 9 of the Notes to Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our February 26, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 14, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 10,350,000 Public Warrants and 6,140,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued financial statement as of January 15, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting solely related to our accounting for the Warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

There have been and may in the future be changes to current accounting practices for SPACs, which could result in further changes to our financial statements and disclosures, and which could have a material adverse impact.

Recently, there have been changes to the accepted accounting for SPACs. For example, the SEC Staff Statement resulted in the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather equity. Further changes in the accepted accounting treatment of features related to SPACs may occur in the future. Changes or differing interpretations in the accepted accounting practices related to SPACs could result in the recognition of additional accounting errors in previously issued financial statements, further restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and additional findings of material weaknesses and significant deficiencies in internal controls over financial reporting, all or any of which could have a material adverse impact on us.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,140,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.1 million (Note 4).

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2021, the loan balance was $0.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $207,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $5.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $7.2 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 27, 2021	DEEP LAKE CAPITAL ACQUISITION CORP.

	By:	/s/ Michael Cyrus
	Name:	Michael Cyrus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)