Form 10-Q
period 2021-06-30
Deep Lake Capital Acquisition Corp.
filed 2021-08-16
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to________________

DEEP LAKE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39879	85-3928298
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

930 Tahoe Blvd., Suite 802, PMB 381 Incline Village, Nevada	89451
(Address Of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2021, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DEEP LAKE CAPITAL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Deep Lake Capital Acquisition Corp.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,822,098	$-
Prepaid expenses	544,133	-
Total current assets	2,366,231	-
Deferred offering costs	-	380,631
Cash held in Trust Account	207,000,000	-
Total Assets	$209,366,231	$380,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,400,991	$40,590
Accrued expenses	727,239	381,800
Due to related parties	3,247	-
Note payable - related party	-	50,900
Total current liabilities	2,131,477	473,290
Derivative warrant liabilities	15,005,900	-
Deferred underwriting commissions	7,245,000	-
Total liabilities	24,382,377	473,290

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 17,998,385 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	179,983,850	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,701,615 and -0- shares issued and outstanding (excluding 17,998,385 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	270	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized,5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	5,624,744	24,482
Accumulated deficit	(625,528)	(117,659)
Total shareholders’ equity (deficit)	5,000,004	(92,659)
Total Liabilities and Shareholders’ Equity (Deficit)	$209,366,231	$380,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$451,163	$784,549
General and administrative expenses - related party	45,000	90,000
Loss from operations	(496,163)	(874,549)
Other income (expense):
Change in fair value of derivative warrant liabilities	(4,006,700)	966,600
Offering costs – derivative warrant liabilities	-	(599,920)
Net loss	$(4,502,863)	$(507,869)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	20,700,000
Basic and diluted net loss per share, Class A redeemable ordinary share	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,175,000	5,122,790
Basic and diluted net loss per share, Class B non-redeemable ordinary share	$(0.87)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Sale of units in initial public offering, less fair value of derivative warrant liabilities	20,700,000	2,070	-	-	197,165,430	-	197,167,500
Offering costs	-	-	-	-	(11,583,119)	-	(11,583,119)
Class A ordinary shares subject to possible redemption	(18,448,671)	(1,845)	-	-	(184,484,865)	-	(184,486,710)
Net income	-	-	-	-	-	3,994,994	3,994,994
Balance - March 31, 2021 (unaudited)	2,251,329	225	5,175,000	518	1,121,928	3,877,335	5,000,006
Class A ordinary shares subject to possible redemption	450,286	45	-	-	4,502,816	-	4,502,861
Net loss	-	-	-	-	-	(4,502,863)	(4,502,863)
Balance - June 30, 2021 (unaudited)	2,701,615	$270	5,175,000	$518	$5,624,744	$(625,528)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(507,869)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	10,788
Change in fair value of derivative warrant liabilities	(966,600)
Offering costs - derivative warrant liabilities	599,920
Changes in operating assets and liabilities:
Prepaid expenses	(544,133)
Accounts payable	1,331,456
Accrued expenses	63,200
Due to related party	3,247
Net cash used in operating activities	(9,991)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(94,427)
Proceeds received from initial public offering, gross	207,000,000
Proceeds received from private placement	6,140,000
Offering costs paid	(4,213,484)
Net cash provided by financing activities	208,832,089

Net change in cash	1,822,098

Cash - beginning of the period	-
Cash - end of the period	$1,822,098

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$582,915
Offering costs included in accounts payable	$58,000
Offering costs paid by Sponsor under promissory note	$32,739
Deferred underwriting commissions	$7,245,000
Initial value of Class A ordinary shares subject to possible redemption, as corrected	$179,872,890
Change in value of Class A ordinary shares subject to possible redemption, as corrected	$110,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 - Description of Organization and Business Operations

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $0.2 million.

The Company’s liquidity needs through June 30, 2021 and prior were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on January 14, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Cash Held in Trust Account

At June 30, 2021, the Company had $207.0 million in cash held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, other than derivative warrant liabilities.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021 and December 31, 2020, the carrying value of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares stock were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 17,998,385 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income (loss) per ordinary shares

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the Warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$-	$-
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares	$-	$-
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,700,000	20,700,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(4,502,863)	$(507,869)
Net income attributable to Class A redeemable ordinary shares	-	-
Net income (loss) attributable to Class B ordinary shares	$(4,502,863)	$(507,869)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,175,000	5,122,790
Basic and diluted net loss per share, Class B non-redeemable ordinary share	$(0.87)	$(0.10)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

On January 15, 2021, the Company consummated its Initial Public Offering of 20,700,000 Units, including the issuance of 2,700,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $207.0 million, and incurring offering costs of approximately $12.2 million, of which approximately $7.2 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions

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

The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 and $90,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three and six months ended June 30, 2021, respectively, and $90,000 in accounts payable as of June 30, 2021.

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

Note 5 - Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Shareholders’ Equity

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,701,615 Class A ordinary shares issued and outstanding, excluding 17,998,385 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,175,000 Class B ordinary shares issued and outstanding (see Note 4).

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), holders of the Class B ordinary shares will have ten votes for every Class B ordinary share and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. Holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of Class B ordinary shares may remove a member of the board of directors for any reason. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B and Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Note 7 - Warrants

As of June 30, 2021, the Company had 10,350,000 Public Warrants and the 6,140,000 Private Placement Warrants outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$9,418,500	$-	$-
Derivative warrant liabilities - Private placement warrants	-	5,587,400	-
	$9,418,500	$5,587,400	$-

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels of the fair value hierarchy during the six months ended June 30, 2021.

The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. The fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Placement Warrants	15,972,500
Transfer of Public Warrants to Level 1 measurement	(9,832,500)
Change in fair value of derivative warrant liabilities	(1,350,800)
Derivative warrant liabilities at March 31, 2021	4,789,200
Transfer of Private Placement Warrants to Level 2 measurement	(4,789,200)
Derivative warrant liabilities at June 30, 2021	$-

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.8 million in our operating bank account and working capital of approximately $0.2 million.

Our liquidity needs through June 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $4.5 million, which is largely due to a non-cash loss resulting from changes in fair value of warrant liabilities of approximately $4.0 million, partially offset by operating expenses of approximately $496,000. Operating expenses consisted of approximately $451,000 in general and administrative expenses, and approximately $45,000 in general and administrative expenses with related parties.

For the six months ended June 30, 2021, we had net loss of approximately $0.5 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $1.0 million, offset by a non-operating expense of approximately $0.6 million related to offering costs allocated to warrant liabilities and operating expenses of approximately $0.8 million. Operating expenses consisted of approximately $875,000 in general and administrative expenses, and approximately $90,000 in general and administrative expenses with related parties.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of our consummation of a Business Combination and its liquidation, we  agreed to pay the Sponsor, or an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Registration Rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A ordinary shares subject to possible redemption

The Company accounts for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 17,998,385 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. As of December 31, 2020, there were Class A ordinary shares subject to possible redemption.

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

The Company’s condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on cash held in the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing general and administration expenses, noncash income for a change in fair value of warrant liabilities and offering costs associated with warrant liabilities, resulting in net income, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 27, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 14, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 27, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 10,350,000 Public Warrants and 6,140,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to remediate the material weakness.

In addition, as a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Dated: August 16, 2021	DEEP LAKE CAPITAL ACQUISITION CORP.

	By:	/s/ Michael Cyrus
	Name:	Michael Cyrus
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)