Form 10-Q
period 2021-09-30
Deep Lake Capital Acquisition Corp.
filed 2021-11-15
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 15, 2021, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DEEP LAKE CAPITAL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Deep Lake Capital Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,822,099	$-
Prepaid expenses	446,744	-
Total current assets	2,268,843	-
Deferred offering costs	-	380,631
Cash held in Trust Account	207,000,000	-
Total Assets	$209,268,843	$380,631

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$16,890	$40,590
Accrued expenses	727,239	381,800
Due to related parties	1,564,313	-
Note payable - related party	-	50,900
Total current liabilities	2,308,442	473,290
Derivative warrant liabilities	12,532,400	-
Deferred underwriting commissions	7,245,000	-
Total liabilities	22,085,842	473,290

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,700,000 and -0- shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	207,000,000	-

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized,5,175,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	-	24,482
Accumulated deficit	(19,817,517)	(117,659)
Total shareholders' deficit	(19,816,999)	(92,659)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$209,268,843	$380,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$229,352	$1,013,901
General and administrative expenses - related party	45,000	135,000
Loss from operations	(274,352)	(1,148,901)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,473,500	3,440,100
Offering costs – derivative warrant liabilities	-	(599,920)
Net income	$2,199,148	$1,691,279

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	19,638,462
Basic and diluted net income per share, Class A ordinary share	$0.08	$0.07
Weighted average shares outstanding of Class B ordinary shares, basic	5,175,000	5,140,385
Basic net income per share, Class B ordinary share	$0.08	$0.07
Weighted average shares outstanding of Class B ordinary shares, diluted	5,175,000	5,175,000
Diluted net income per share, Class B ordinary share	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,482)	(21,391,137)	(21,415,619)
Net income	-	-	-	-	-	3,994,994	3,994,994
Balance - March 31, 2021 (unaudited)	-	-	5,175,000	518	-	(17,513,802)	(17,513,284)
Net loss	-	-	-	-	-	(4,502,863)	(4,502,863)
Balance - June 30, 2021 (unaudited)	-	-	5,175,000	518	-	(22,016,665)	(22,016,147)
Net income	-	-	-	-	-	2,199,148	2,199,148
Balance - September 30, 2021 (unaudited)	-	$-	5,175,000	$518	$-	$(19,817,517)	$(19,816,999)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$1,691,279
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	10,788
Change in fair value of derivative warrant liabilities	(3,440,100)
Offering costs - derivative warrant liabilities	599,920
Changes in operating assets and liabilities:
Prepaid expenses	(446,744)
Accounts payable	(52,645)
Accrued expenses	63,200
Due to related party	1,564,313
Net cash used in operating activities	(9,989)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(94,427)
Proceeds received from initial public offering, gross	207,000,000
Proceeds received from private placement	6,140,000
Offering costs paid	(4,213,485)
Net cash provided by financing activities	208,832,088

Net change in cash	1,822,099

Cash - beginning of the period	-
Cash - end of the period	$1,822,099

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$582,915
Offering costs included in accounts payable	$58,000
Offering costs paid by Sponsor under promissory note	$32,739
Deferred underwriting commissions	$7,245,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.8 million in its operating bank account and working capital deficit of approximately $40,000.

The Company’s liquidity needs through September 30, 2021 and prior were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on January 14, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in capital and an increase of approximately $21.4 million to accumulated deficit, as well as a reclassification of 2,712,711 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 22, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $22.5 million and $27.0 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Cash Held in Trust Account

At September 30, 2021, the Company had $207.0 million in cash held in the Trust Account.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of September 30, 2021 and December 31, 2020, the carrying value of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares stock were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 207,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,759,318	$439,830	$1,340,422	$350,857

Denominator:
Basic weighted average ordinary shares outstanding	20,700,000	5,175,000	19,638,462	5,140,385

Basic net income per ordinary share	$0.08	$0.08	$0.07	$0.07

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,759,318	$439,830	$1,338,552	$352,727

Denominator:
Diluted weighted average ordinary shares outstanding	20,700,000	5,175,000	19,638,462	5,175,000

Diluted net income per ordinary share	$0.08	$0.08	$0.07	$0.07

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 and $135,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company has $135,000 in outstanding balance under this agreement

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2021 there was approximately $1.6 million due to related parties.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 20,700,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,832,500))
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,583,119))
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	21,415,619
Class A ordinary shares subject to possible redemption	$207,000,000

Note 7 - Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 20,700,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares were subject to possible redemption and are classified as temporary equity (see Note 6). As of December 31, 2020, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,175,000 Class B ordinary shares issued and outstanding (see Note 4).

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares), holders of the Class B ordinary shares will have ten votes for every Class B ordinary share and holders of Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. Holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of Class B ordinary shares may remove a member of the board of directors for any reason. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B and Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 8 - Warrants

As of September 30, 2021, the Company had 10,350,000 Public Warrants and the 6,140,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$7,866,000	$-	$-
Derivative warrant liabilities - Private placement warrants	-	4,666,400	-
	$7,866,000	$4,666,400	$-

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Placement Warrants	15,972,500
Transfer of Public Warrants to Level 1 measurement	(9,832,500)
Change in fair value of derivative warrant liabilities	(1,350,800)
Derivative warrant liabilities at March 31, 2021	4,789,200
Transfer of Private Placement Warrants to Level 2 measurement	(4,789,200)
Derivative warrant liabilities at June 30, 2021	-
Derivative warrant liabilities at September 30, 2021	$-

Note 10 - Subsequent Events

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.8 million in our operating bank account and working capital deficit of approximately $40,000.

Our liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Management has determined that the Company has access to funds from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $2.2 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $2.5 million, partially offset by operating expenses of approximately $274,000. Operating expenses consisted of approximately $229,000 in general and administrative expenses, and approximately $45,000 in general and administrative expenses with related parties.

For the nine months ended September 30, 2021, we had net income of approximately $1.7 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $3.4 million, offset by a non-operating expense of approximately $0.6 million related to offering costs allocated to warrant liabilities and operating expenses of approximately $1.1 million. Operating expenses consisted of approximately $1.0 million in general and administrative expenses, and approximately $135,000 in general and administrative expenses with related parties.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of our consummation of a Business Combination and its liquidation, we agreed to pay the Sponsor, or an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 and $135,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company has $135,000 in outstanding balance under this agreement.

Registration Rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 207,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

As a result, included on our condensed balance sheet as of September 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

None.

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

Dated: November 15, 2021	DEEP LAKE CAPITAL ACQUISITION CORP.

	By:	/s/ Michael Cyrus
	Name:	Michael Cyrus
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)