Form 10-Q/A
period 2021-09-30
Deep Lake Capital Acquisition Corp.
filed 2022-02-03
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of February 2, 2022, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Deep Lake Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Deep Lake Capital Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 15, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity, or total shareholders’ equity in order to maintain $5,000,001  of total shareholders’ equity on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets (i.e., total assets less tangible assets and liabilities) of at least $5,000,001. Previously, the Company did not consider all of its Class A redeemable shares classified as temporary equity. Effective with these condensed financial statements, the Company revised this interpretation to include all of its Class A ordinary shares as temporary equity. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 27, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

DEEP LAKE CAPITAL ACQUISITION CORP.
Form 10-Q/A
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Deep Lake Capital Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,822,099	$-
Prepaid expenses	446,744	-
Total current assets	2,268,843	-
Deferred offering costs	-	380,631
Cash held in Trust Account	207,000,000	-
Total Assets	$209,268,843	$380,631

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$16,890	$40,590
Accrued expenses	727,239	381,800
Due to related parties	1,564,313	-
Note payable - related party	-	50,900
Total current liabilities	2,308,442	473,290
Derivative warrant liabilities	12,532,400	-
Deferred underwriting commissions	7,245,000	-
Total liabilities	22,085,842	473,290

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,700,000 and -0- shares issued and outstanding subject to possible redemption at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	207,000,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized,5,175,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	-	24,482
Accumulated deficit	(19,817,517)	(117,659)
Total shareholders’ deficit	(19,816,999)	(92,659)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$209,268,843	$380,631

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

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,482)	(21,391,137)	(21,415,619)
Net income	-	-	-	-	-	3,994,994	3,994,994
Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	-	-	5,175,000	518	-	(17,513,802)	(17,513,284)
Net loss	-	-	-	-	-	(4,502,863)	(4,502,863)
Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	-	-	5,175,000	518	-	(22,016,665)	(22,016,147)
Net income	-	-	-	-	-	2,199,148	2,199,148
Balance - September 30, 2021 (unaudited)	-	$-	5,175,000	$518	$-	$(19,817,517)	$(19,816,999)

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on January 14, 2021.

Restatement of Previously Reported Financial Statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total  shareholders’ equity in order to maintain $5,000,001 of total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001. Previously, the Company did not consider all of its Class A redeemable shares classified as temporary equity. Effective with these condensed financial statements, the Company revised this interpretation to include all of its Class A ordinary shares as temporary equity.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 2.3 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:
As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$209,459,642	$-	$209,459,642
Total liabilities	$19,972,926	$-	$19,972,926
Class A ordinary shares subject to possible redemption	184,486,710	22,513,290	207,000,000
Preference shares	-	-	-
Class A ordinary shares	225	(225)	-
Class B ordinary shares	518	-	518
Additional paid-in capital	1,121,928	(1,121,928)	-
Accumulated deficit	3,877,335	(21,391,137)	(17,513,802)
Total shareholders’ equity (deficit)	$5,000,006	$(22,513,290)	$(17,513,284)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$209,459,642	$-	$209,459,642
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$179,872,890	$(179,872,890)	$-
Change in value of Class A ordinary shares subject to possible redemption	$4,613,820	$(4,613,820)	$-

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 2.7 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$209,366,231	$-	$209,366,231
Total liabilities	$24,382,377	$-	$24,382,377
Class A ordinary shares subject to possible redemption	179,983,850	27,016,150	207,000,000
Preference shares	-	-	-
Class A ordinary shares	270	(270)	-
Class B ordinary shares	518	-	518
Additional paid-in capital	5,624,744	(5,624,744)	-
Accumulated deficit	(625,528)	(21,391,137)	(22,016,665)
Total shareholders’ equity (deficit)	$5,000,004	$(27,016,151)	$(22,016,147)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$209,366,231	$-	$209,366,231

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$179,872,890	$(179,872,890)	$-
Change in value of Class A ordinary shares subject to possible redemption	$110,960	$(110,960)	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:
	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Adjusted
Three Months Ended March 31, 2021
Net income	$3,994,994	$-	$3,994,994
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	(3,220,000)	17,480,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.18	$0.18
Weighted average shares outstanding of Class B ordinary shares, basic	5,062,500	7,500	5,070,000
Basic earnings per share - Class B ordinary shares	$0.79	$(0.61)	$0.18
Weighted average shares outstanding of Class B ordinary shares, diluted	-	5,175,000	5,175,000
Diluted earnings per share - Class B ordinary shares	$-	$0.18	$0.18

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Adjusted
Three Months Ended June 30, 2021
Net loss	$(4,502,863)	$-	$(4,502,863)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	-	20,700,000
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.17)	$(0.17)
Weighted average shares outstanding of Class B ordinary shares, basic	5,175,000	-	5,175,000
Basic and diluted loss per share - Class B ordinary shares	$(0.87)	$0.70	$(0.17)

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Adjusted
Six Months Ended June 30, 2021
Net loss	$(507,869)	$-	$(507,869)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	-	20,700,000
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.02)	$(0.02)
Weighted average shares outstanding of Class B ordinary shares, basic	5,122,790	0	5,122,790
Basic loss per share - Class B ordinary shares	$(0.10)	$0.08	$(0.02)
Weighted average shares outstanding of Class B ordinary shares, diluted	-	5,175,000	5,175,000
Diluted loss per share - Class B ordinary shares	$-	$(0.02)	$(0.02)

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A ordinary shares and warrants and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 14, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 27, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: February 2, 2022	DEEP LAKE CAPITAL ACQUISITION CORP.

	By:	/s/ Michael Cyrus
	Name:	Michael Cyrus
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)