Form 10-K
period 2021-12-31
Deep Lake Capital Acquisition Corp.
filed 2022-03-31
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-39879

Deep Lake Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	85-3928298 (I.R.S. Employer Identification No.)

930 Tahoe Blvd., Suite 802,
PMB 381
Incline Village, NV 89451
(Address of principal executive offices)
(415) 307-2340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	DLCAU	Nasdaq Capital Market
Class A ordinary share, par value $0.0001 per share	DLCA	Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DLCAW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $199,892,000.

As of March 31, 2022, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CERTAIN TERMS USED IN THIS ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K to “we,” “us,” “company,” “our company” or “Deep Lake Capital” are to Deep Lake Capital Acquisition Corp., a Cayman Islands exempted company.  References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to Deep Lake Capital Sponsor LP, a Cayman Islands exempted limited partnership. References to our “initial shareholders” are to the holders of our founder shares prior to our initial public offering. References to our “Initial Public Offering” are to our initial public offering pursuant to the Registration Statement on Form S-1 declared effective on January 12, 2021 and consummated on January 15, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance following our Initial Public Offering or our initial business combination.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target. We are focused on identifying unique business concepts with high-performing organizations that have both aspirations to accelerate growth and create enduring value.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search on the financial technology (“FinTech”), ecommerce software, and data and analytics sectors, which complement the expertise of our management team.

The Business Imperative

We are focused on identifying businesses in the technology and the financial services industry with an enterprise value of $750 million to $1.5 billion, with significant emphasis on companies that are providing or changing technology for financial services, on organizations that facilitate and enable ecommerce, and on firms that leverage advanced techniques for managing data and analytics (collectively, the “Target Sectors”). We believe there are many companies benefiting from the emergence of disruptive technologies such as cloud computing, the rapid advancement of open source platforms and developer ecosystems, and the ability to leverage data and analytics. These businesses tend to have above-industry growth rates and would greatly benefit from access to public market capital and the sponsors’ extensive operational experience in both public and private companies. We place significant emphasis on identifying businesses that drive returns through a sustainable competitive advantage, differentiated technologies, unique business models, a platform-based offering with the opportunity of continuous innovation, ESG responsibilities and attractive financial profile with high growth potential. Additionally, we are pursuing platforms which provide the opportunity for step change growth through future acquisitions. We believe our management team brings an exceptional network of relationships and relevant industry experience to the Target Sectors, with a long track record of top-decile returns that position us to be distinctive and successful in capitalizing on these industry trends while adding significant value to a target company, investors and stakeholders.

Guiding Principles and Responsibility

•
Robust Target Sector Coverage. We are energetic and creative in our pursuit of opportunities and evaluate all potential business combinations in an unbiased way, using deep domain experience and fundamental analysis to identify growth potential and unlock long-term value.

•
Disciplined Capital Deployment. We bring the same set of best practices, methodology and insightful query from our prior experiences to support our investment approach and strategic assessment. Decisions are supported by rigorous internal review, independent third-party confirmation and a strong system of internal measures, governance and controls.

•	Strategic Involvement. We seek a business combination where our management team will help propel the combined business through its next stage of growth as a successful public company.

•
Talent Management and Motivation. We believe our founders are particularly well-versed at identifying, building and nurturing high-performing teams, and that this will be a key differentiating factor in our ability to attract a target business and generate long-term value through a business combination.

•
Social Responsibility. We operate Deep Lake Capital and will manage any eventual business combination in a manner that adheres to the highest ethical standards of conduct, puts a high priority on the diversity of our workplace and promotes corporate and individual involvement in our communities to benefit the broader society.

•	Success of All Stakeholders. Our success is defined by the success of our investors and target companies while fulfilling our investment thesis of long-term growth and sustainable value creation.

Market Opportunity

We intend to focus on identifying businesses in the technology and financial services industry with an enterprise valuation in the range of $750 million to $1.5 billion, with particular emphasis on FinTech, ecommerce enablement, and data management and analytics sectors. Our target candidates are high-growth innovative businesses exhibiting a broad range of business models and financial characteristics with recurring revenues and strong cash flows.

Our Target Sectors are particularly attractive markets due to their often disruptive business models, enormous size of market and strong growth potential fueled by the digital transformation trends across all sectors. Creating truly enduring companies in these industries requires tremendous scale to effectively dislodge entrenched leaders. Our founders have a proven track record of both identifying emerging opportunities and executing a full path to market and monetization. Collectively, our founders have built and scaled several successful technology-based businesses through all levels of capital formation. Within the broader context of the digital transformation trend impacting every industry, we observe four key developments that are accelerating the pace of disruption within the payments, lending, and commerce industries:

•	The advent of cloud computing has created an infinite scale utility that entrepreneurs now access to build applications and experiences with increasing global reach and decreasing cost friction.

•
Open software platforms, connected with an ecosystem of mutually interested developer communities, have proven better at continuous innovation and high-quality, cost-effective software development versus traditional, internally developed R&D efforts.

•	Data management and analytics tools have grown in sophistication and availability to the point of enabling embedded, real-time, intelligent decisions directly into product experiences.

•
The capital required to scale efforts is becoming increasingly more accessible and important to business growth. Mechanisms such as crowd-source funding, direct listing, and SPACs democratize capital access from start-up to public markets.

These four trends are propelling agile entrepreneurs focused on providing the next generation of user experiences in ecommerce and financial services. We believe these trends are only in their infancy and will mature in the coming decade. In the immediate environment, the COVID-19 pandemic has accelerated the digitization of industries which will further enhance the value of the businesses within our Target Sectors. We are not limiting our search to one segment within the financial services or ecommerce enablement landscape but are instead targeting a wide variety of companies.

Sourcing Strategy and Competitive Strengths

Given the reputation, experience and track record of our management team and board of directors, we believe Deep Lake Capital is well-positioned to identify unique opportunities within our Target Sectors. Our selection process leverages our relationships with leading technology company founders and executives of private and public companies. Our outreach involves venture capitalists, private equity and growth equity funds, and fully leverages the extensive industry and geographical reach of our team, board of directors and advisors, which we believe provides us with a key competitive advantage in sourcing potential business combination targets.

Our competitive strengths include the following:

•
Experience of Creating Industry Defining FinTech and Ecommerce Enablement Businesses. We believe that our management’s track record of identifying, investing, building and leading industry leading FinTech and ecommerce enablement companies, public as well as private, positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

•
Strong Operational and Management Capabilities. Our management team has a long-standing history of leading and growing large companies with unique business models and building successful teams across a broad range of industries. Additionally, our management team has a deep understanding and expertise in navigating highly regulated industries (such as credit lending, banking and public utilities) in rapidly shifting landscapes. Deep Lake Capital can provide hands-on operational improvements, capital allocation discipline, and strategic advice to unlock value. We believe that prospective management teams will benefit from the guidance and insight that our management team can provide through mentorship and governance as well as operational involvement.

•
Proprietary Sourcing Channels and Leading Industry Relationships. Our relationships with leading technology company founders, executives of private and public companies, venture capitalists, and growth equity fund managers can be effectively leveraged into a unique deal flow across a broad range of opportunities. We are focused on using these connections, and our own unique backgrounds and experiences, as a differentiating advantage in finding value-creating opportunities within our Target Sectors.

•
Deep Understanding of Underlying Technology Infrastructure and Data. Our management team has a deep understanding of underlying technology and associated data given our extensive experience leading payments, commerce, finance, and internet technology companies. This positions us to identify the right targets with scalable technology and strong growth prospects, while having the ability to identity opportunities to monetize valuable underlying transactional data.

•
Execution and Structuring Capability. Our combined expertise and reputation allow us to source and negotiate transactions with an attractive investment thesis for our investors to evaluate. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe our focus and efforts will generate investment opportunities with attractive risk/reward profiles based on sound valuation logic and transparent structural characteristics.

Our objective is to generate substantial returns for shareholders and enhance value through a business combination target company by harnessing the operational experience of our management team and board of directors. Our comprehensive operating experience in building leading private and public companies, and our transaction experience in investing, acquiring and integrating businesses, are uniquely valuable to our shareholders. Our focus on partnering with management teams to share our industry knowledge and our network of long-standing industry relationships will enable us to access premium opportunities, consummate an initial business combination and facilitate operational improvements, and effect potential additional acquisitions that are accretive to growth and profitability.

Investment Criteria

We have developed the following high-level, non-exclusive investment criteria that we use to screen for and gauge target businesses. We seek to acquire a business with the following attributes:

•
Can Benefit from Unique Capabilities of Deep Lake Capital’s Management Team. We seek to leverage our management team’s industry expertise and operational experiences as both executives and investors in the FinTech, ecommerce, and infrastructure industries.

•
Unique Competitive Moats. We seek to acquire companies that have unique competitive advantages in our Target Sectors, especially those with differentiated technologies such as cloud computing and the ability to leverage data and analytics. Additionally, we seek to acquire a business with a strong business model, distribution capabilities, scalable leadership teams and proven cultural advantages.

•
Can Benefit from Being a Publicly Traded Company. We seek to acquire a business which can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy.

•
Large Total Addressable Market and Ability to Scale Through Organic and Inorganic Routes. We seek to prioritize our focus on investments in large and growing industries. We seek to acquire a business that has the potential to grow market share organically through innovation and inorganically through additional acquisitions.

•
Attractive Financial Profile. We seek to acquire a business that has high recurring revenues and operating leverage and has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

•
Platform Offering with Opportunity for Continuous Innovation and Acquisitions. We seek to acquire a business that has a platform offering, with the potential to innovate new solutions and build an ecosystem overtime.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

Members of our management team and board of directors own, directly or indirectly, founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete an initial business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering (“Initial Public Offering”). Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our shareholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the trust account at the time of our signing of a definitive agreement in connection with our initial business combination). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot be certain that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We currently do not have any specific business combination under consideration, and our officers and directors have not selected a target business. Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

In addition, certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our founders, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $199,755,500, after payment of the non-reimbursed expenses from our Initial Public Offering and $7,245,000 of deferred underwriting, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read the prospectus related to our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a target business and structuring of our initial business combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot be certain that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot be certain that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot be certain that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands Law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 7,762,501, or 37.5% (assuming all issued and outstanding shares are voted), or 1,293,751, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,700,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage public shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share certificates in connection with a tender offer or redemption rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s deposit/withdrawal at custodian system (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares by means of the DWAC System.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for such holder to deliver such holder’s certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which such holder could monitor the price of the company’s shares in the market. If the price rose above the redemption price, the holder could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a public shareholder delivers its public shares in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to public shareholders electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public shareholders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our Initial Public Offering.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our Initial Public Offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,100,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot be certain that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot be certain that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot be certain that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot be certain that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot be certain that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2021, we had access to up to $1,822,098 from the proceeds of our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot be certain we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot be certain that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 30 Tahoe Blvd, Suite 802, PMB 381, Incline Village, NV 89451. The cost for our use of this space is included in the $15,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic reporting and financial information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot be certain that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. Potential investors should consider carefully the risks that we deem material described below, together with the other information contained in this Annual Report on Form 10-K, including all the risks described under “Item 1A. Risk Factors,” before making a decision to invest in our securities.

Risk Factor Summary

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

•
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

•
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.

•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Risks Related to Our Securities

•
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

•	Public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

•	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

•
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

•	We may redeem any unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such warrants worthless.

•
Because we are incorporated under the laws of the Cayman Islands, our public shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

Risks Related to Our Management Team

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•	The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

•
Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

•
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

•
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

General Risk Factors

•	We are an exempted company with no operating history and no revenues, and there is no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•	We may become a passive foreign investment company, or “PFIC,” which could result in U.S. federal income tax consequences to U.S. investors.

•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Item 1. Business—Shareholders may not have the ability to approve our initial business combination” for additional information.

A public shareholder’s only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of its right to redeem its shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, a public shareholder’s only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising its redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, approximately 20% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 7,762,501, or 37.5% (assuming all issued and outstanding shares are voted), or 1,293,751, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,700,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that they would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, our public shareholders would not receive their pro rata portion of the funds in the trust account until we liquidate the trust account. If a public shareholder is in need of immediate liquidity, it could attempt to sell its shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, our public shareholders may suffer a material loss on their investments or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has, and a significant outbreak of other infectious diseases could, result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. Further, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

We may not be able to consummate an initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Effecting Our Initial Business Combination—Tendering share certificates in connection with a tender offer or redemption rights.”

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2021, we had $1,822,098 available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, we cannot be certain that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “–If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause public shareholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot be certain that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot be certain that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and our public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by shareholders may be less than $10.00 per share.

Beginning in January 2022, the net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants were placed in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $207,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, beginning in January 2022, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time. For example, on March 30, 2022, the SEC proposed several new rules related to special purpose acquisition companies. These and other changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, shareholders may be forced to wait beyond 24 months from the closing of our Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot be certain that we will adequately ascertain or assess all of the significant risk factors. We also cannot be certain that an investment in our ordinary shares will not ultimately prove to be less favorable to shareholders than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K and the prospectus related to our Initial Public Offering regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, our public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 31, 2022, there were 179,300,000 and 14,825,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of March 31, 2022, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $207,000,000 that we may use to complete our initial business combination (prior to the payment of $7,245,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot be certain that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities sold in our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit the proceeds of our Initial Public Offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein), may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing (i) the appointment or removal of directors and (ii) continuation of the company in a jurisdiction outside the Cayman Islands, in each case prior to our initial business combination, may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares as of March 31, 2022, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which the majority of our public shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot be certain that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Risks Relating to Our Securities

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

Included on our balance sheet contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Our public shareholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investments, our public shareholdres may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot be certain that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot be certain that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our public shareholders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if any shareholder or a “group” of shareholders are deemed to Excess Shares, they will lose the ability to redeem all such Excess Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. However, we are not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Shareholders or groups holding Excess Shares inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, they will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, such shareholder or group will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or as having acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot be certain that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Holders of our Class A ordinary shares are not entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, public shareholders may not have any say in the management of our company prior to the consummation of an initial business combination.

Holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the issuance of the Class A ordinary shares or certain other exemptions are available.

If the issuance of the Class A ordinary shares upon the exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot be certain that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that such holder will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and holders of our public warrants will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems public warrants for securities pursuant to the warrant agreement, holders of public warrants may receive a security in a company of which such holders do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with the closing of our Initial Public Offering, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, public shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

While we intend to focus our efforts for an initial business combination within our Target Sectors, we may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot be certain that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot be certain that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may cause a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in any other jurisdictions in which the shareholder or warrant holder is subject to tax. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may change our place of incorporation to a U.S. tax jurisdiction (the “Domestication”) and such Domestication may result in adverse tax consequences for holders of our Class A ordinary shares or warrants.

U.S. Holders (as defined below) of our Class A ordinary shares or warrants may be subject to U.S. federal income tax as a result of a Domestication. Additionally, non-U.S. Holders (as defined below) of our Class A ordinary shares may become subject to withholding tax on any dividends (including deemed dividends) paid on our New Class A ordinary shares subsequent to the Domestication.

The U.S. federal income tax consequences of a Domestication depend in part upon whether the Domestication qualifies as a “reorganization” within the meaning of Section 368 of the Code (as defined below). Assuming that the Domestication so qualifies, U.S. Holders of our Class A ordinary shares may nevertheless recognize gain or, upon election, income equal to the allocable “all earnings and profits” amount under Section 367(b) of the Code. Furthermore, if we are treated as a “passive foreign investment company,” or PFIC, a U.S. Holder of our Class A ordinary shares (or, if certain proposed Treasury Regulations are finalized in their current form, our warrants) may recognize full gain (but not loss) upon the Domestication under the PFIC rules of the Code.

All holders are urged to consult their tax advisor for the tax consequences of the Domestication to their particular situation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that public shareholders do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that the public shareholders do not support, including amendments to our amended and restated memorandum and articles of association. In addition, the founder shares, all of which are held by our initial shareholders, will (i) entitle the holders to elect all of our directors prior to our initial business combination and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. As a result, public shareholders will not have any influence over the appointment of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our sponsor purchases any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the prospectus related to our Initial Public Offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the holders to elect all of our directors prior to our initial business combination. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination.  Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without the approval of the public warrantholders.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to our Initial Public Offering, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem a warrantholder’s unexpired warrants prior to their exercise at a time that is disadvantageous to such warrantholders, thereby making such warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the warrant agreement) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force public warrantholders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holders to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of such holders’ warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described as described in the warrant agreement) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as (except as set forth in the warrant agreement) so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,350,000 of our Class A ordinary shares as part of the units sold in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 6,140,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units trade. On March 2, 2021, we announced that holders of the units sold in our Initial Public Offering may elect to separately trade the Class A ordinary shares and warrants comprising the units commencing March 5, 2021, If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the warrant agreement will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the warrant agreement will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, public shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for public shareholders to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and are in compliance with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, public shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into substantially concurrently with the closing of our Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that shareholders should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 17, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration for issuance of 4,312,500 Class B ordinary shares, or approximately $0.006 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. Prior to the closing of our Initial Public Offering, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. On January 12, 2021, the Company effected a share capitalization of 862,500 shares, resulting in our initial shareholders holding an aggregate of 5,175,000 Class B ordinary shares. Subsequent to the closing of our Initial Public Offering, our sponsor transferred 25,000 shares to an independent director of the company. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,140,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($6,140,000 in aggregate), in a private placement that closed simultaneously with the closing of our Initial Public Offering. If we do not consummate an initial business within 24 months from the closing of our Initial Public Offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are an exempted company with no operating history and no revenues, and shareholders have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company, incorporated under the laws of the Cayman Islands. Because we lack an operating history, shareholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. Public shareholders should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source (a “U.S. Holder”), such U.S Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the timing of our initial business combination which generally provides that a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “Start-Up Year”), if (i) no predecessor of the corporation was a PFIC, (ii) the corporation satisfies the Internal Revenue Service (the “IRS”) that it will not be a PFIC for either of the first two taxable years following the Start-Up Year and (iii) the corporation is not in fact a PFIC for either of those years. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception for our current or subsequent taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year and our status as a PFIC for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year we will endeavor to provide, upon written request, to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election in respect of our Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules, including the potential unavailability of the start-up exception and the making of a protective QEF election.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or equals exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

Following the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the SEC on November 15, 2021, the Company reevaluated the classification of its Class A ordinary shares subject to possible redemption. After discussion and evaluation, the Company concluded that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As part of such process, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2021, we had approximately $1,822,098 in cash and $338,299 of accounts payable and accrued expenses. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. The initial deadline for us to complete our initial business combination is January 15, 2023, and our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or to continue as a going concern.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently maintain our executive offices at 30 Tahoe Blvd, Suite 802, PMB 381, Incline Village, NV 89451. The cost for our use of this space is included in the $15,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our units began trading on Nasdaq on January 13, 2021. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On March 2, 2021, we announced that holders of our units could elect to separately trade the Class A ordinary shares and redeemable warrants included in the units on March 5, 2021. Any units not separated continue to trade on Nasdaq under the symbol “DLCAU.” Any underlying Class A ordinary shares and warrants that were separated trade on Nasdaq under the symbols “DLCA” and “DLCAW,” respectively. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated January 12, 2021, which was filed with the SEC on January 14, 2021. Only whole warrants may be exercised for Class A ordinary shares and will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months after the closing of our Initial Public Offering. The warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b) Holders of Record

At March 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our warrants and five holders of record of our Class B ordinary shares.

(c) Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

 None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On November 17, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration for issuance of 4,312,500 Class B ordinary shares, or approximately $0.006 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. Prior to the closing of our Initial Public Offering, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. On January 12, 2021, the Company effected a share capitalization of 862,500 shares, resulting in our initial shareholders holding an aggregate of 5,175,000 Class B ordinary shares. Subsequent to the closing of our Initial Public Offering, our sponsor transferred 25,000 shares to an independent director of the company.

Substantially concurrently with the closing of our Initial Public Offering, our sponsor purchased an aggregate of 6,140,000 private placement warrants at a price of $1.00 per private placement warrant (or an aggregate purchase price of $6,140,000). Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our Initial Public Offering, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of our initial business combination (except pursuant to limited exceptions to our officers and directors and other persons or entities affiliated with the initial purchasers of the private placement warrants, as described in the prospectus associated with our public offering in the section titled “Principal Shareholders—Transfers of Founder Shares and private placement warrants”). The private placement warrants are redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in our Initial Public Offering.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On January 15, 2021, we consummated our Initial Public Offering of 20,700,000 units at a price of $10.00 per unit. Our Initial Public Offering did not terminate before all of the securities registered in our registration statement were sold. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-251649). The Securities and Exchange Commission (the “SEC”) declared the registration statement effective on January 12, 2021. Through December 31, 2021, we incurred approximately $12.2 million for costs and expenses related to our Initial Public Offering. Additionally, at the closing of our Initial Public Offering, we paid a total of $4,140,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer the payment of $7,245,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. Prior to the closing of our Initial Public Offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. These loans were repaid upon completion of our Initial Public Offering out of the $900,000 of offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. Other than such loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus, dated January 12, 2021, filed with the SEC on January 14, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,245,000 in underwriting commissions, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants were $208,100,000, of which $207,000,000 (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account.

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Deep Lake Capital Acquisition Corp.,” “Deep Lake,” “our,” “us” or “we” refer to Deep Lake Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is Deep Lake Capital Sponsor LP, a Cayman Islands exempted limited partnership (the “sponsor”). The registration statement for our public offering was declared effective on January 12, 2021. On January 15, 2021, we consummated our public offering of 20,700,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “public shares”), including 2,700,000 additional units to cover the underwriters’ over-allotment, at $10.00 per unit, generating gross proceeds of $207.0 million, and incurring offering costs of approximately $12.2 million, of which approximately $7.2 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of our public offering, we consummated the private placement (“private placement”) of 6,140,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”), at a price of $1.00 per private placement warrant with the sponsor, generating gross proceeds of approximately $6.1 million (Note 5).

Upon the closing of our public offering and the private placement, $207.0 million ($10.00 per unit) of the net proceeds of our public offering and certain of the proceeds of the private placement were placed in a trust account (“trust account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to the payment of taxes, unless and until we complete an initial business combination, no proceeds held in the trust account will be available for our use. The proceeds held in the trust account may not be invested or bear interest until January 1, 2022, after which the proceeds will be held in an interest-bearing trust account. After January 2022, the proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete one or more initial business combination(s) having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the trust account at the time of the Company’s signing of a definitive agreement in connection with the initial business combination) at the time of the agreement to enter into the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $1.8 million in our operating bank account and working capital deficit of approximately $210,000.

Our liquidity needs through December 31, 2021 were satisfied through a payment of $25,000 from the sponsor to purchase for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $94,000 from the sponsor under the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the trust account. We repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation and our public offering, and, subsequent to our public offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2021, we had net income of approximately $4.0 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $5.9 million, offset by a non-operating expense of approximately $0.6 million related to offering costs allocated to warrant liabilities and operating expenses of approximately $1.3 million. Operating expenses consisted of approximately $1.1 million in general and administrative expenses, and approximately $180,000 in general and administrative expenses with related parties.

For the period from November 6, 2020 (inception) through December 31, 2020, we had a net loss of approximately $118,000, which was related to general and administrative expenses.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of our consummation of a business combination and its liquidation, we agreed to pay the sponsor, or an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $180,000 and $0 in general and administrative expenses related to the agreement, which is recognized in the accompanying statements of operations for the year ended December 31, 2021 and for the period from November 6, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021, the Company has $45,000 in outstanding balance under this agreement.

Registration Rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A ordinary shares issuable upon the exercise of the private placement warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of our public offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.1 million in the aggregate, paid upon the closing of our public offering. In addition, $0.35 per unit, or approximately $7.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

The warrants issued in connection with our public offering (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the private placement warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the public warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the private placement warrants as of December 31, 2021 is the same as the public warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of  our Initial Public Offering, 207,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Effective with the closing of our public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in our public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same (except for the number of shares) as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective approach. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEEP LAKE CAPITAL ACQUISITION CORP.

Index to Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	66

Balance Sheets as of December 31, 2021 and 2020	67

Statements of Operations for the year ended December 31, 2021 and for the period from November 6, 2020 (inception) through December 31, 2020	68

Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from November 6, 2020 (inception) through December 31, 2020	69

Statements of Cash Flows for the year ended December 31, 2021 and for the period from November 6, 2020 (inception) through December 31, 2020	70

Notes to Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Deep Lake Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deep Lake Capital Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from November 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from November 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement
As described in Note 2 to the financial statements, the Company’s previously issued January 15, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 15, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 31, 2022
PCAOB ID Number 100

DEEP LAKE CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$1,822,098	$-
Prepaid expenses	357,569	-
Total current assets	2,179,667	-
Deferred offering costs	-	380,631
Cash held in Trust Account	207,000,000	-
Total Assets	$209,179,667	$380,631

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$46,878	$40,590
Accrued expenses	291,421	381,800
Due to related parties	2,051,799	-
Note payable - related party	-	50,900
Total current liabilities	2,390,098	473,290
Derivative warrant liabilities	10,058,900	-
Deferred underwriting commissions	7,245,000	-
Total liabilities	19,693,998	473,290

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,700,000 and -0- shares subject to possible redemption at redemption value of $10.00 per share as of December 31, 2021 and 2020, respectively	207,000,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding as of December 31, 2021 and 2020	518	518
Additional paid-in capital	-	24,482
Accumulated deficit	(17,514,849)	(117,659)
Total shareholders’ deficit	(17,514,331)	(92,659)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$209,179,667	$380,631

The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For The Period From November 6, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$1,139,733	$117,659
General and administrative expenses - related party	180,000	-
Loss from operations	(1,319,733)	(117,659)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,913,600	-
Offering costs – derivative warrant liabilities	(599,920)	-
Net income (loss)	$3,993,947	$(117,659)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,906,027	-
Basic and diluted net income per share, Class A ordinary shares	$0.16	$-
Weighted average shares outstanding of Class B ordinary shares, basic	5,149,110	3,750,000
Basic net income (loss) per share, Class B ordinary shares	$0.16	$(0.03)
Weighted average shares outstanding of Class B ordinary shares, diluted	5,175,000	3,750,000
Diluted net income (loss) per share, Class B ordinary shares	$0.16	$(0.03)

The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,482)	(21,391,137)	(21,415,619)
Net income	-	-	-	-	-	3,993,947	3,993,947
Balance - December 31, 2021	-	$-	5,175,000	$518	$-	$(17,514,849)	$(17,514,331)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - November 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,175,000	518	24,482	-	25,000
Net loss	-	-	-	-	-	(117,659)	(117,659)
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)

 The accompanying notes are an integral part of these financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
 STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For The Period From November 6, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,993,947	$(117,659)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	10,788	-
Change in fair value of derivative warrant liabilities	(5,913,600)	-
Offering costs - derivative warrant liabilities	599,920	-
Changes in operating assets and liabilities:
Prepaid expenses	(357,569)	25,000
Accounts payable	(22,657)	11,535
Accrued expenses	63,207	81,124
Net cash used in operating activities	(1,625,964)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(207,000,000)	-
Net cash used in investing activities	(207,000,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(94,427)	-
Proceeds received from initial public offering, gross	207,000,000	-
Proceeds received from private placement	6,140,000	-
Due to related party	2,051,799	-
Offering costs paid	(4,649,310)	-
Net cash provided by financing activities	210,448,062	-

Net change in cash	1,822,098	-

Cash - beginning of the period	-	-
Cash - end of the period	$1,822,098	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$147,090	$-
Offering costs included in accounts payable	$58,000	$-
Offering costs paid by Sponsor under promissory note	$32,739	$-
Deferred underwriting commissions	$7,245,000	$-
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs included in accounts payable	$-	$29,055
Deferred offering costs included in accrued expenses	$-	$300,676
Deferred offering costs included in note payable	$-	$50,900

The accompanying notes are an integral part of these financial statements.

 DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $1.8 million in its operating bank account and working capital deficit of approximately $210,000.

The Company’s liquidity needs through December 31, 2021 and prior were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Restatement of Previously Reported Financial Statements

In preparation of the Company’s financial statements for the year ended December 31, 2021, the Company concluded it should restate its previously issued Post-IPO Balance Sheet (as defined below) to classify all Class A ordinary shares subject to redemption in temporary equity and to classify its outstanding warrants as liabilities. In accordance with the ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets.

Additionally, the Company reevaluated the accounting treatment of (i) the 10,350,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 6,140,000 Private Placement Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously classified the Warrants in shareholders’ equity. In further consideration of the guidance in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each subsequent reporting date, with changes in fair value recognized in income and losses.

In accordance with FASB ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statement that contained the error, reported in the Company’s Form 8-K for the audited balance sheet as of January 15, 2021 (“Post-IPO Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to classify all outstanding Warrants as liabilities. As such, the Company is reporting the restatements to the Post-IPO Balance Sheet in this annual report. The previously presented Post-IPO Balance Sheet should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is the reclassification of 1,115,461 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption and reclassification of approximately $16.0 million of Warrants as liabilities as presented below:

	As of January 15, 2021
	As Previously Reported	Adjustments	As Restated
Total assets	$208,899,773	$-	$208,899,773
Total current liabilities	$809,380	$-	$809,380
Deferred underwriting commissions	7,245,000		7,245,000
Derivative warrant liabilities	-	15,972,500	15,972,500
Total liabilities	8,054,380	15,972,500	24,026,880
Class A ordinary shares subject to redemption	195,845,390	11,154,610	207,000,000
Preference shares	-	-	-
Class A ordinary shares	112	(112)	-
Class B ordinary shares	518	-	518
Additional paid-in capital	5,135,942	(5,135,942)	-
Accumulated deficit	(136,569)	(21,991,056)	(22,127,625)
Total shareholders’ equity (deficit)	5,000,003	(27,127,110)	(22,127,107)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$208,899,773	$-	$208,899,773

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of December 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and December 31, 2020.

Cash Held in Trust Account

At December 31, 2021, the Company had $207.0 million in cash held in the Trust Account. There were no balance in the Trust Account as of December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, other than derivative warrant liabilities.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares stock were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same (except for the number of shares) as basic net income (loss) per ordinary share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of ordinary shares:

	For the Year Ended December 31, 2021
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$3,173,146	$820,801

Denominator:
Basic weighted average ordinary shares outstanding	19,906,027	5,149,110

Basic net income per ordinary share	$0.16	$0.16

	For the Year Ended December 31, 2021
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,169,871	$824,076

Denominator:
Diluted weighted average ordinary shares outstanding	19,906,027	5,175,000

Diluted net income per ordinary share	$0.16	$0.16

	For The Period From November 6, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$-	$(117,659)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	3,750,000

Basic and diluted net loss per ordinary share	$-	$(0.03)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective approach. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted would have a material effect on the Company’s unaudited financial statements.

Note 4 - Initial Public Offering

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

Note 5 - Related Party Transactions

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of December 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $180,000 and $0 in general and administrative expenses related to the agreement, which is recognized in the accompanying statements of operations for the year ended December 31, 2021 and the period from November 6, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021, the Company has $45,000 in outstanding balance under this agreement

In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of December 31, 2021 there was approximately $2.1 million due to related parites. There were no outstanding balance as of December 31, 2020.

Note 6 - Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 20,700,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,832,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,583,119)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	21,415,619
Class A ordinary shares subject to possible redemption	$207,000,000

Note 8 - Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 20,700,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares were subject to possible redemption and are classified as temporary equity (see Note 7). As of December 31, 2020, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 5,175,000 Class B ordinary shares issued and outstanding (see Note 5).

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

Note 9 - Warrants

As of December 31, 2021, the Company had 10,350,000 Public Warrants and the 6,140,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$6,313,500	$-	$-
Derivative warrant liabilities - Private placement warrants	-	3,745,400	-
	$6,313,500	$3,745,400	$-

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the fair value hierarchy during the year ended December 31, 2021.

The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. The fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly. The primary significant unobservable input used in the initial fair value measurement of the Company’s  warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would have resulted in a significantly higher (lower) fair value measurement.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Placement Warrants	15,972,500
Transfer of Public Warrants to Level 1 measurement	(9,832,500)
Transfer of Private Placement Warrants to Level 2 measurement	(4,789,200)
Change in fair value of derivative warrant liabilities	(1,350,800)
Derivative warrant liabilities at December 31, 2021	$-

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 29, 2022, the Company entered into a promissory note with the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $1,500,000 from the Sponsor for the Company’s working capital needs. The Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination and (ii) the winding up of the Company. The note also provides that all or any portion of the Promissory Note may be converted into a number of warrants, at a price of $1.00 per warrant, at the option of the Sponsor and at any time prior to payment in full of the outstanding principal amount of the Promissory Note. Such warrants would be identical to the private placement warrants issued to the Sponsor at the Company’s Initial Public Offering (see Note 5 - Working Capital Loans).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 15, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and officers are as follows:

Name	Age	Title
Mark Lavelle	56	Chief Executive Officer and Chairman
Gary Marino	65	President, Director
Michael Cyrus	66	Chief Financial Officer, Director
Pamela Zuercher Attinger	50	Director
Mark Lenhard	44	Director
David Motley	63	Director
Jeremy Jonker	44	Director

Mark Lavelle is our Chief Executive Officer, Co-founder and Chairman of the company’s board of directors. Since November 2021, Mr. Lavelle has served as the Chief Executive Officer of X Delivery, a U.S. based national shipping carrier. From July 2018 to May 2019 Mr. Lavelle was the Senior Vice President of Commerce Cloud at Adobe, Inc. (“Adobe”), where he joined as a result of the $1.7 billion acquisition by Adobe of his former company, Magento Commerce, where Mr. Lavelle held the role of Chief Executive Officer from November 2015 to June 2018. Prior to forming Magento Commerce, Mr. Lavelle served as the Senior Vice President of Product Management at eBay Enterprise from January 2013 to November 2015 and as the Senior Vice President of Strategy and Partnerships for eBay Inc. (“eBay”) from December 2012 to January 2013. Mr. Lavelle previously served as the Senior Vice President of Strategy and Development at PayPal, Inc. (“PayPal”) from January 2009 to December 2012. Mr. Lavelle joined eBay as a result of the October 2008 acquisition of Bill Me Later, Inc. (“Bill Me Later”), a company he co-founded in 2001 and served as Vice President of Corporate Development. Mr. Lavelle has served on the board of SLM Corporation (“Sallie Mae”) since 2019, where he is a member of the Audit Committee, Nominations, Governance and Compensation Committee and the Strategic Planning Committee. Mr. Lavelle also currently serves on the board of Armada Supply Chain Solutions LLC, a private company that provides innovative supply-chain solutions to the food service industry, and serves on the board of Second Chance, Inc., a non-for-profit organization that provides job training to transitional worker populations through a unique construction and reclamation program that preserves architecturally significant materials and reduces landfills. Mr. Lavelle received his B.S. in business from The Miami University. Mr. Lavelle’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Gary Marino is our President, Co-founder and a director. Most recently, Mr. Marino was most recently the Executive Vice President and Chief Commercial Officer of PayPal, a position he held from September 2016 to April 2019. Mr. Marino also served as PayPal’s Senior Vice President of Global Credit and the Americas from July 2012 to September 2016, and as the SVP of Financial Services from May 2010 to July 2012. While at PayPal, Mr. Marino co-chaired the Operating Committee and was a member of the M&A Committee, Risk Committee and Capital Committee. Mr. Marino joined PayPal in January 2008 from Bill Me Later, an alternative digital payment platform company he co-founded and served as Chief Executive Officer. Prior to Bill Me Later, Mr. Marino held several roles in the financial services industry, including serving simultaneously as the Chief Credit Officer and Chief Marketing Officer at Bank One (now JPMorgan Chase) in 1996 to 2000. Prior to Bank One, Mr. Marino was a Managing Director and Chief Credit Officer at Citibank. Mr. Marino received his B.S. in finance from Syracuse University and his MBA from Indiana State University. Mr. Marino’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Michael Cyrus is our Chief Financial Officer, Co-founder and Director. Mr. Cyrus additionally serves as a Senior Adviser with Digital Finance LLC, a technology infrastructure for next-generation of financial services and data-first financial product innovation, a position he has held since January 2018. Since July, 2018, Mr. Cyrus has also served as Director and member of the Business Advisory Board for TransMed7, LLC, a privately-held medical technology company founded in Silicon Valley in 2010. Mr. Cyrus was a co-founder and since 2017 has been a Partner and Senior Advisor with 7 Continents Global Expeditionary Operations LLC (7C GEO), a technology and kinetic organization servicing global government and private organization with risk and threat identification and management. Mr. Cyrus also served as CEO of Trans Bay Cable LLC, the nation’s first privately funded utility, deploying the first of its kind electrical technologies capable of providing approximately 40% of the San Francisco Bay area’s power requirements, from January 2011 to December 2019. From February 2008 to January 2020, Mr. Cyrus served as Managing Partner and Chief Operating Officer for SteelRiver Partners (predecessor company, Babcock & Brown Ltd.), a leading independent investment firm focused exclusively on private investments and specializing in private acquisitions and direct operating portfolio company management. Prior to joining SteelRiver, Mr. Cyrus served as the Executive Vice President of Cinergy Corp., a Fortune 500 company, from April 1996 to April 2006, and was Chief Executive Officer of the company’s largest business unit, where he was responsible for the acquisition and/or construction and operation of numerous international companies in Europe and Africa. At the time, Cinergy Corp. was the nation’s largest non-nuclear electric company and was awarded Power Company of the Year by S&P Global Platts in 2004. Mr. Cyrus is a graduate of Harvard University’s Advanced Management Program, Mahler School of Advanced Management and The Center for Creative Leadership, and received his B.A. and MBA from the University of Arkansas. Mr. Cyrus’ significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Pamela Zuercher Attinger serves as a director of the company. Ms. Attinger has more than 20 years of experience driving innovation and growth in dynamic markets with a specific recent focus in financial services and ecommerce. Ms. Attinger is a Managing Director at Russell Reynolds Associates Inc. (“Russell Reynolds”), where she joined in December 2010, and leads the firm’s Global Fintech and Payments Practice. Ms. Attinger also leads the Global eCommerce, Marketplaces and Media Practice and was a founding member of the firm’s Data & Analytics Practice. Ms. Attinger has expertise in advising high-growth technology companies, as well as businesses where digital transformation, technology enablement, rapidly evolving strategies and transformational leadership solutions are key themes. Her clients range from global Fortune 500 to private equity and venture-capital-backed companies. Prior to joining Russell Reynolds, Ms. Attinger spent nine years at Visa Inc. in various digital payments leadership positions, including Global Head of Innovation and Global Head of Mobile. Prior to joining Visa Inc., Ms. Attinger was a consultant for Marakon Associates, a global strategy consulting firm, where she worked with Fortune 100 companies to drive growth strategies in dynamic markets. Ms. Attinger received her B.S. in economics from Miami University and received her MBA from the Kellogg School of Management at Northwestern University. We believe that Ms. Attinger’s extensive financial services and ecommerce experience make her well qualified to serve as a member of our board of directors.

Mark Lenhard serves as a director of the company. Mr. Lenhard has more than 20 years of experience helping companies overcome complex challenges in the payments ecosystem and developing successful go-to-market strategies for organizations across the financial services and FinTech industries. Since September 2021, Mr. Lenhard has served as the Chief Operating Officer of Bill.com. From April 2020 to September 2021, Mr. Lenhard served as the Chief Executive Officer and director of Invoice2go, Inc., which was acquired by Bill.com in September 2021. Prior to joining Invoice2go, Mr. Lenhard served as the Vice President, Commerce Strategy & Growth for Adobe from July 2018 to July 2019. Mr. Lenhard joined Adobe from Magento Commerce, where he was the Senior Vice President, Strategy & Growth from November 2015 to June 2018. Mr. Lenhard was a Managing Director in the Consumer and Community Banking group at JPMorgan Chase & Co. from September 2014 to November 2015, and the Head of Global Strategy at PayPal from October 2010 to September 2014. Mr. Lenhard currently serves on the boards of two privately held companies in FinTech and ecommerce, ModoPayments, LLC and PrestaShop SA. Mr. Lenhard received his B.A. in economics from Yale University and his MBA from the Stanford University Graduate School of Business. Mr. Lenhard’s ecommerce and FinTech expertise and his extensive management experience make him well qualified to serve as a member of our board of directors.

David Motley serves as a director of the company. Mr. Motley has more than 30 years of corporate experience developing expertise in strategic planning, business group management, mergers and acquisitions, acquisition integration and corporate portfolio management. Mr. Motley has been involved in senior leadership at organizations across a spectrum of industries enabling him to acquire specialized industry expertise in diversified manufacturing, life sciences, financial services, venture capital and consulting. Mr. Motley currently serves as the General Partner of BTN Ventures, founded in 2021, and as Chief Executive Officer and Co-Founder of MCAPS, LLC, a professional services company. Mr. Motley also serves as the General Partner of BlueTree Venture Fund, a venture fund focused on early-stage life science and IT-related opportunities, which he co-founded in 2013, and as the General Partner of DDRC327, LLC, a real estate development company he co-founded in 2016. Previously, Mr. Motley held the title of Senior Managing Director at the consulting firm Headwaters LLC. Mr. Motley has served on the board of F.N.B. Corporation since 2013, where he is a member of the Compensation Committee, Credit and Risk Committee and the Risk Committee, and since 2018 has served on the board of Koppers Holdings Inc., where he is a member of the Audit Committee, Nominating and Corporate Governance Committee and Strategy and Risk Committee. Mr. Motley also serves as a director of two private companies, Armada Supply Chain Solutions LLC and ALung Technologies, Inc., and as a director of SRI International, a nonprofit organization. Mr. Motley received his B.S.M.E. from the University of Pittsburgh Swanson School of Engineering and his MBA from Harvard Business School. We believe that Mr. Motley’s extensive board experience, as well as his knowledge and experience in corporate strategy, mergers and acquisitions and other corporate growth initiatives, make him well qualified to serve as a member of our board of directors.

Jeremy Jonker serves as a director of the company. Mr. Jonker has more than 20 years of experience in advising and executing growth strategies for companies, such as acquisitions, joint ventures, partnerships and minority investments. Mr. Jonker is the Founder and Managing Partner of Infinity Ventures, an early stage venture firm focused on FinTech infrastructure and commerce enablement. Prior to Infinity Ventures, Mr. Jonker served as the Senior Vice President of Consumer In-Store and Digital Commerce at PayPal, where he spearheaded PayPal and Venmo’s in-store payments initiatives and led the teams responsible for creating a seamless shopping, cash-back and rewards experience for millions of customers around the globe. Mr. Jonker joined PayPal in May of 2012 to lead Corporate Development (M&A) and PayPal Ventures. Under his leadership, PayPal made a number of significant acquisitions, including Braintree, Venmo, Xoom, iZettle and Honey, and investments backing some of the world’s most innovative start-ups, including Uber, Acorns, Divvy and Plaid. Prior to working at PayPal, Mr. Jonker was the Vice President and Head of Corporate Development of Sabre Holdings, where he was responsible for executing the global M&A initiatives. Prior to Sabre Holdings, Mr. Jonker was an investment banker in New York with J.P. Morgan. Mr. Jonker holds a Bachelor of Science in Finance from Indiana University Bloomington – Kelley School of Business, and an MBA with Distinction from Georgetown University – The McDonough School of Business. We believe that Mr. Jonker’s extensive ecommerce experience and his experience in corporate strategy, mergers and acquisitions and other corporate growth initiatives, make him well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by holders of at least 90% of our outstanding ordinary shares entitled to vote thereon. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, a majority of the holders of our founder shares).

Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Pamela Attinger, Mark Lenhard, David Motley and Jeremy Jonker are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we agreed to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $15,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and the nominating committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have an audit committee of our board of directors, which is comprised of four members: Pamela Attinger, Mark Lenhard, David Motley and Jeremy Jonker. Mr. Motley serves as the audit committee chair. Each of Ms. Attinger, Mr. Lenhard, Mr. Motley and Mr. Jonker meet the independent director standard under Nasdaq’s listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Motley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

As set forth in our audit committee charter, the principal functions of the audit committee include:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have a nominating committee of our board of directors, which is comprised of four members: Pamela Attinger, Mark Lenhard, David Motley and Jeremy Jonker. Mr. Motley serves as the nominating committee chair. Each of Ms. Attinger, Mr. Lenhard, Mr. Motley and Mr. Jonker meet the independent director standard under Nasdaq’s listing standards and are considered “non-employee” directors under Section 16 of the Exchange Act.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

As set forth in our nominating committee charter, the guidelines for selecting nominees provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have a compensation committee of our board of directors, which is comprised of four members: Pamela Attinger, Mark Lenhard, David Motley and Jeremy Jonker. Ms. Attinger serves as the compensation committee chair. Each of Ms. Attinger, Mr. Lenhard, Mr. Motley and Mr. Jonker meet the independent director standard under Nasdaq’s listing standards and are considered “non-employee” directors under Section 16 of the Exchange Act.

As set forth in our compensation committee charter, the principal functions of the compensation committee include:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Executive Officer’s compensation, evaluating our President’s, Chief Financial Officer’s and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of such forms, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

Our board of directors adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us and is posted on our website www.deeplakecapital.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Mark Lavelle	X Delivery SLM Corporation	Shipping Carrier Financial Services	Chief Executive Officer Director
	Armada Supply Chain Solutions LLC	Logistics Services	Director
Gary Marino	—	—	—
Michael Cyrus	Digital Finance LLC	Financial Services	Senior Advisor
	TransMed7, LLC	Medical Technology	Director
	7 Continents Global Expeditionary Operations LLC	Technology	Partner and Senior Advisor
	Eagle Resources Group, LLC	Energy and Natural Resources	Advisory Board Member
Pamela Attinger	Russell Reynolds Associates Inc.	Leadership Advisory	Managing Director
Mark Lenhard	Bill.com	Software	Chief Operating Officer
	ModoPayments, LLC	FinTech	Director
David Motley	MCAPS, LLC	Professional Services	Co-Founder and Chief Executive Officer
	BTN Ventures	Investment	General Partner
	BlueTree Venture Funds	Investment	General Partner
	DDRC327, LLC	Real Estate	General Partner
	F.N.B. Corporation	Banking	Director
	Koppers Holdings Inc.	Materials	Director
	Armada Supply Chain Solutions LLC	Logistics Services	Director
	ALung Technologies, Inc.	Medical Technology	Director
Jeremy Jonker	Infinity Ventures	Investment	Co-Founder and Managing Partner
	Upside Financing	Financial Services	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares and purchased private placement warrants in connection with our Initial Public Offering.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on Nasdaq, we agreed also reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $15,000 per month.

We cannot be certain that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered to us during the fiscal year ended December 31, 2021. Commencing on January 12, 2021, we agreed to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $15,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of our ordinary shares as of March 31, 2022 by:

•	each person known by us to beneficially own more than 5% of our issued and outstanding ordinary shares;

•	each of our named executive officers and directors; and

•	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as they are not exercisable within 60 days of March 31, 2022.

The numbers and percentages presented reflect that there are 25,875,000 ordinary shares, consisting of (i) 20,700,000 Class A ordinary shares and (ii) 5,175,000 Class B ordinary shares, issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned		Percent of Shares Beneficially Owned
Deep Lake Capital Sponsor LP (our sponsor)	5,055,000	(2)(3)	19.6%
Gary Marino	5,055,000	(2)(3)	19.6%
Mark Lavelle	5,055,000	(2)(3)	19.6%
Michael Cyrus	5,055,000	(2)(3)	19.6%
Adage Capital Partners, L.P.	1,944,469	(4)	9.4%
Periscope Capital Inc.	1,069,307	(5)	5.2%
Pamela Zuercher Attinger	40,000	(6)	*
Mark Lenhard	40,000	(7)	*
David Motley	60,000	(8)	*
Jeremy Jonker	30,000	(2)	*
All executive officers and directors as a group (7 individuals)	5,225,000	(9)	20.2%

* Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 930 Tahoe Blvd, Suite 802, PMB 381, Incline Village, NV 89451.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this Annual Report on Form 10-K entitled “Description of Securities.”

(3)
The shares reported above are held in the name of our sponsor, Deep Lake Capital Sponsor LP. Deep Lake Capital GP LLC is the general partner of Deep Lake Capital Sponsor LP. Each of Incline Investments LLC, Pelican Investments LLC and CY5 Investments LLC own a one-third interest in Deep Lake Capital GP LLC and has sole voting and dispositive power over the founder shares held by Deep Lake Capital Sponsor LP. Mr. Lavelle is the sole manager of Incline Investments LLC, Mr. Marino is the sole manager of Pelican Investments LLC and Mr. Cyrus is the sole manager of CY5 Investments LLC. Therefore, each of Messrs. Lavelle, Marino and Cyrus, Incline Investments LLC, Pelican Investments LLC, CY5 Investments LLC and Deep Lake Capital GP LLC may be deemed to beneficially own the 5,055,000 founder shares held by our sponsor.

(4)
Based solely on the Amendment No. 1 to the Schedule 13G jointly filed on February 10, 2022 by Adage Capital Partners, L.P. a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), as general partner of ACP with respect to the Class A ordinary shares directly owned by ACP, Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A ordinary shares directly owned by ACP, Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A ordinary shares directly owned by ACP; and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP. The address of the business office of each of the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)
Based solely on the Schedule 13G filed on February 14, 2022 by Periscope Capital Inc., a company incorporated under the laws of Canada, which serves as investment manager of, and exercises investment discretion with respect to, certain private investment funds. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(6)	Consists of 10,000 Class A ordinary shares as part of units purchased directly from the underwriters in connection with our Initial Public Offering and 30,000 Class B ordinary shares.
(7)	Consists of 10,000 Class A ordinary shares as part of units purchased directly from the underwriters in connection with our Initial Public Offering and 30,000 Class B ordinary shares.
(8)	Consists of 30,000 Class A ordinary shares as part of units purchased directly from the underwriters in connection with our Initial Public Offering and 30,000 Class B ordinary shares.
(9)	Consists of 50,000 Class A ordinary shares as part of units purchased directly from the underwriters in connection with our Initial Public Offering and 5,175,000 Class B ordinary shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

Prior to our Initial Public Offering, on November 17, 2020, our sponsor paid $25,000, or approximately $0.006 per share, to cover certain expenses on our behalf in consideration for issuance of 4,312,500 Class B ordinary shares. Prior to the closing of our Initial Public Offering, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. On January 12, 2020, the Company effected a share capitalization of 862,500 Class B ordinary shares, resulting in an aggregate of 5,175,000 Class B ordinary shares outstanding. Subsequent to the closing of our Initial Public Offering, our sponsor transferred 25,000 shares to an independent director of the company.

The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The founder shares are identical to the Class A ordinary shares included in the units sold in our Initial Public Offering except that the founder shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A ordinary shares at the time of a business combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated memorandum and articles of association.

Private Placement Warrants

Simultaneously with the closing of our Initial Public Offering, our sponsor purchased an aggregate of 6,140,000 private placement warrants for a purchase price of $1.00, or $6,140,000 in the aggregate. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If we do not complete a business combination within 24 months from the closing of our Initial Public Offering the private placement warrants will expire worthless.

Registration Rights

Holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the private placement warrants and the Class A ordinary shares underlying the private placement warrants and the founder shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

On January 12, 2021, the Company entered into an Administrative Services Agreement to pay monthly recurring expenses of $15,000 for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. The agreement terminates upon the earlier of the completion of a business combination or the liquidation of the Company.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq’s listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Pamela Attinger, Mark Lenhard, David Motley and Jeremy Jonker are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	For the Year Ended December 31,
	2021	2020
Audit Fees(1)	$261,082	$60,255
Audit-Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$261,082	$60,255

1.
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

2.
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3.	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

4.	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 31, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 31, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 31, 2021).
4.4
Warrant Agreement, dated January 12, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

4.5*	Description of Securities.
10.1
Letter Agreement, dated January 12, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.2
Letter Agreement, dated January 12, 2021, between the Company and Mark Lavelle (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.3
Letter Agreement, dated January 12, 2021, between the Company and Gary Marino (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.4
Letter Agreement, dated January 12, 2021, between the Company and Michael Cyrus (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.5
Letter Agreement, dated January 12, 2021, between the Company and Pamela Attinger (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.6
Letter Agreement, dated January 12, 2021, between the Company and Mark Lenhard (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.7
Letter Agreement, dated January 12, 2021, between the Company and David Motley (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.8*	Letter Agreement, dated March 30, 2021, between the Company and Jeremy Jonker.

10.9
Investment Management Trust Agreement, dated January 12, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.10
Registration and Shareholder Rights Agreement, dated January 12, 2021, among the Company, the Sponsor and certain other security holders named therein
(incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.11
Securities Subscription Agreement, dated November 17, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on December 23, 2020).

10.12
Private Placement Warrants Purchase Agreement, dated January 12, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.13
Administrative Support Agreement, dated January 12, 2021, between the Company and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.14
Indemnity Agreement, dated January 12, 2021, between the Company and Mark Lavelle (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.15
Indemnity Agreement, dated January 12, 2021, between the Company and Gary Marino (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.16
Indemnity Agreement, dated January 12, 2021, between the Company and Michael Cyrus (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.17
Indemnity Agreement, dated January 12, 2021, between the Company and Pamela Attinger (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.18
Indemnity Agreement, dated January 12, 2021, between the Company and Mark Lenhard (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.19
Indemnity Agreement, dated January 12, 2021, between the Company and David Motley (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.20*	Indemnity Agreement, dated March 30, 2021, between the Company and Jeremy Jonker.
10.21
Promissory Note, dated March 29, 2022, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022).

24.1*	Power of Attorney (included on signature page).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP LAKE CAPITAL ACQUISITION CORP.

Date: March 31, 2022	By:	/s/ Michael Cyrus
Name: Michael Cyrus
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mark Lavelle	Chief Executive Officer and Director	March 31, 2022
Mark Lavelle	(Principal Executive Officer)

/s/ Michael Cyrus	Chief Financial Officer	March 31, 2022
Michael Cyrus	(Principal Financial and Accounting Officer)

/s/ Gary Marino	President	March 31, 2022
Gary Marino

/s/ Pamela Zuercher Attinger	Director	March 31, 2022
Pamela Zuercher Attinger

/s/ Mark Lenhard	Director	March 31, 2022
Mark Lenhard

/s/ David Motley	Director	March 31, 2022
David Motley

/s/ Jeremy Jonker	Director	March 31, 2022
Jeremy Jonker