Form 10-Q
period 2022-03-31
Deep Lake Capital Acquisition Corp.
filed 2022-05-16
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	DLCAU	Nasdaq Capital Market
Class A ordinary shares included as part of the units	DLCA	Nasdaq Capital Market
Redeemable warrants included as part of the units	DLCAW	Nasdaq Capital Market

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

As of May 16, 2022, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DEEP LAKE CAPITAL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Deep Lake Capital Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,799,812	$1,819,708
Prepaid expenses	323,019	357,569
Total current assets	2,122,831	2,177,277
Investments held in Trust Account	206,967,394	207,000,000
Total Assets	$209,090,225	$209,177,277

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$92,098	$46,878
Accrued expenses	300,102	291,421
Due to related parties	2,266,987	2,049,409
Total current liabilities	2,659,187	2,387,708
Derivative warrant liabilities	3,298,000	10,058,900
Deferred underwriting commissions	7,245,000	7,245,000
Total liabilities	13,202,187	19,691,608

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,700,000 shares subject to possible redemption at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	207,000,000	207,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	518	518
Additional paid-in capital	-	-
Accumulated deficit	(11,112,480)	(17,514,849)
Total shareholders’ deficit	(11,111,962)	(17,514,331)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$209,090,225	$209,177,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$280,925	$333,386
General and administrative expenses - related party	45,000	45,000
Loss from operations	(325,925)	(378,386)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,760,900	4,973,300
Offering costs – derivative warrant liabilities	-	(599,920)
Loss from investments held in Trust Account	(32,606)	-
Net income	$6,402,369	$3,994,994

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	17,480,000
Basic and diluted net income per share, Class A ordinary share	$0.25	$0.18
Weighted average shares outstanding of Class B ordinary shares, basic	5,175,000	5,070,000
Basic net income per share, Class B ordinary share	$0.25	$0.18
Weighted average shares outstanding of Class B ordinary shares, diluted	5,175,000	5,175,000
Diluted net income per share, Class B ordinary share	$0.25	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

For The Three Months Ended March 31, 2022

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - December 31, 2021	-	$-	5,175,000	$518	$-	$(17,514,849)	$(17,514,331)
Net income	-	-	-	-	-	6,402,369	6,402,369
Balance - March 31, 2022 (unaudited)	-	$-	5,175,000	$518	$-	$(11,112,480)	$(11,111,962)

For The Three Months Ended March 31, 2021

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,482)	(21,391,137)	(21,415,619)
Net income	-	-	-	-	-	3,994,994	3,994,994
Balance - March 31, 2021 (unaudited)	-	$-	5,175,000	$518	$-	$(17,513,802)	$(17,513,284)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,402,369	$3,994,994
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
General and administrative expenses paid by Sponsor under promissory note	-	10,788
Change in fair value of derivative warrant liabilities	(6,760,900)	(4,973,300)
Loss from investments held in Trust Account	32,606	-
Offering costs - derivative warrant liabilities	-	599,920
Changes in operating assets and liabilities:
Prepaid expenses	34,550	(637,544)
Accounts payable	45,220	1,009,830
Accrued expenses	8,681	28,075
Net cash (used in) provided by operating activities	(237,474)	32,763

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(207,000,000)
Net cash used in investing activities	-	(207,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(94,427)
Proceeds received from initial public offering, gross	-	207,000,000
Proceeds received from private placement	-	6,140,000
Due to related party	217,578	3,247
Offering costs paid	-	(4,259,485)
Net cash provided by financing activities	217,578	208,789,335

Net change in cash	(19,896)	1,822,098

Cash - beginning of the period	1,819,708	-
Cash - end of the period	$1,799,812	$1,822,098

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$594,915
Offering costs paid by Sponsor under promissory note	$-	$32,739
Deferred underwriting commissions	$-	$7,245,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $207.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at Morgan Stanley, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to the payment of taxes, unless and until the Company completes its initial Business Combination, no proceeds held in the Trust Account will be available for the Company’s use. The proceeds held in the Trust Account may not be invested or bear interest until January 1, 2022, after which the proceeds will be held in an interest-bearing trust account. After January 2022, the proceeds held in the Trust Account were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

(UNAUDITED)
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

(UNAUDITED)
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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.8 million in its operating bank account and working capital deficit of approximately $536,000.

The Company’s liquidity needs through March 31, 2022 and prior were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

(UNAUDITED)
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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same (except for the number of shares) as basic net income per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,121,895	$1,280,474

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,700,000	5,175,000

Basic and diluted net income per ordinary share	$0.25	$0.25

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
	For The Three Months Ended March 31, 2021
	Class A	Class B
Net income per ordinary share:
Numerator:
Allocation of net income, basic	$3,096,784	$898,210
Allocation of net income, diluted	3,082,432	912,562
Denominator:
Basic weighted average ordinary shares outstanding	17,480,000	5,070,000
Diluted weighted average ordinary shares outstanding	17,480,000	5,175,000
Basic net income per ordinary share	$0.18	$0.18
Diluted net income per ordinary share	$0.18	$0.18

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted would have a material effect on the Company’s condensed financial statements.

Note 3 - Initial Public Offering

On January 15, 2021, the Company consummated its Initial Public Offering of 20,700,000 Units, including the issuance of 2,700,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $207.0 million, and incurring offering costs of approximately $12.2 million, of which approximately $7.2 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

(UNAUDITED)
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

On March 29, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover ongoing expenses pursuant to a promissory note (the “2022 Note”). The 2022 Note does not bear interest and will mature on the earlier of (i) the closing of an initial business combination or (ii) the date that the winding up of Maker is effective. The 2022 Note is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of March 31, 2022, the Company had not borrowed under the 2022 Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 and in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company has $90,000 and $45,000 in outstanding balance under this agreement, respectively.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of March 31, 2022 and December 31, 2021 there was approximately $2.3 million and $2.1 million due to related parties, respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,700,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,832,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,583,119)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	21,415,619
Class A ordinary shares subject to possible redemption	$207,000,000

Note 7 - Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31,2021, there were 20,700,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,175,000 Class B ordinary shares issued and outstanding (see Note 4).

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
Note 8 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 10,350,000 Public Warrants and the 6,140,000 Private Placement Warrants outstanding.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - US Treasury Securities	$206,967,394	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$2,070,000	$-	$-
Derivative warrant liabilities - Private placement warrants	-	1,228,000	-
	$2,070,000	$1,228,000	$-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$6,313,500	$-	$-
Derivative warrant liabilities - Private placement warrants	-	3,745,400	-
	$6,313,500	$3,745,400	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the fair value hierarchy during the period ended March 31, 2022.

Level 1 assets include an investment in a treasury security that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants - Level 3	15,972,500
Transfers of Public Warrants to Level 1 measurement	(9,832,500)
Change in fair value of derivative warrant liabilities	(1,350,800)
Derivative warrant liabilities at March 31, 2021	$4,789,200

Note 10 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S Securities and Exchange Commission (“SEC”) filings.

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

Simultaneously with the closing of our initial public offering, we consummated the private placement (“private placement”) of 6,140,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”), at a price of $1.00 per private placement warrant with the sponsor, generating gross proceeds of approximately $6.1 million (Note 4).

Upon the closing of our initial public offering and the private placement, $207.0 million ($10.00 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in a trust account (“trust account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to the payment of taxes, unless and until we complete an initial business combination, no proceeds held in the trust account will be available for our use. The proceeds held in the trust account may not be invested or bear interest until January 1, 2022, after which the proceeds will be held in an interest-bearing trust account. After January 2022, the proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete one or more initial business combination(s) having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the trust account at the time of the Company’s signing of a definitive agreement in connection with the initial business combination) at the time of the agreement to enter into the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $1.8 million in our operating bank account and working capital deficit of approximately $536,000.

Our liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from the sponsor to purchase for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $94,000 from the sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the trust account. We repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and our initial public offering, and, subsequent to our initial public offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2022, we had net income of approximately $6.4 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $6.8 million, offset by operating expenses of approximately $326,000 and loss from investments held in the Trust Account of approximately $33,000. Operating expenses consisted of approximately $281,000 in general and administrative expenses, and approximately $45,000 in general and administrative expenses with related parties.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of our consummation of a business combination and its liquidation, we agreed to pay the sponsor, or an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 general and administrative expenses related to the agreement, which is recognized in the accompanying statements of operations for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company has $90,000 and $45,000 in outstanding balance under this agreement, respectively, which is recognized in the accompanying condensed balance sheets.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A ordinary shares issuable upon the exercise of the private placement warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of our initial public offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.1 million in the aggregate, paid upon the closing of our initial public offering. In addition, $0.35 per unit, or approximately $7.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

The warrants issued in connection with our initial public offering (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the private placement warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the public warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the private placement warrants as of March 31, 2022 and December 31, 2021 is the same as the public warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of our initial public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in our initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same (except for the number of shares) as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A ordinary shares and warrants and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments;
•	restrictions on the issuance of securities; and
•	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; and (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a business combination and may not be able to enter into such an agreement and complete a business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within 24 months from the closing of our initial public offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1
Promissory Note, dated March 29, 2022, issued by Deep Lake Capital Acquisition Corp to Deep Lake Capital Sponsor LP (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 31, 2022).

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

Dated: May 16, 2022	DEEP LAKE CAPITAL ACQUISITION CORP.

	By:	/s/ Michael Cyrus
	Name:	Michael Cyrus
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)