Form 10-Q
period 2022-06-30
Deep Lake Capital Acquisition Corp.
filed 2022-08-12
CIK 1831928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 12, 2022, 20,700,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DEEP LAKE CAPITAL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Deep Lake Capital Acquisition Corp.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,599,812	$1,819,708
Prepaid expenses	218,969	357,569
Total current assets	1,818,781	2,177,277
Investments held in Trust Account	207,316,844	207,000,000
Total Assets	$209,135,625	$209,177,277

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$137,117	$46,878
Accrued expenses	313,455	291,421
Due to related parties	2,136,384	2,049,409
Total current liabilities	2,586,956	2,387,708
Derivative warrant liabilities	1,319,200	10,058,900
Deferred underwriting commissions	7,245,000	7,245,000
Total liabilities	11,151,156	19,691,608

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,700,000 shares subject to possible redemption at redemption value of approximately $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	207,216,844	207,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	518	518
Additional paid-in capital	-	-
Accumulated deficit	(9,232,893)	(17,514,849)
Total shareholders’ deficit	(9,232,375)	(17,514,331)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$209,135,625	$209,177,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$186,819	$451,163	$467,744	$784,549
General and administrative expenses - related party	45,000	45,000	90,000	90,000
Loss from operations	(231,819)	(496,163)	(557,744)	(874,549)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,978,800	(4,006,700)	8,739,700	966,600
Offering costs – derivative warrant liabilities	-	-	-	(599,920)
Interest income from investments held in Trust Account	349,450	-	316,844	-
Net income (loss)	$2,096,431	$(4,502,863)	$8,498,800	$(507,869)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,700,000	20,700,000	20,700,000	19,098,895
Basic and diluted net income (loss) per share, Class A ordinary share	$0.08	$(0.17)	$0.33	$(0.02)
Weighted average shares outstanding of Class B ordinary shares	5,175,000	5,175,000	5,175,000	5,122,790
Basic and diluted net income (loss) per share, Class B ordinary share	$0.08	$(0.17)	$0.33	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,175,000	$518	$-	$(17,514,849)	$(17,514,331)
Net income	-	-	-	-	-	6,402,369	6,402,369
Balance - March 31, 2022 (unaudited)	-	-	5,175,000	518	-	(11,112,480)	(11,111,962)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(216,844)	(216,844)
Net income	-	-	-	-	-	2,096,431	2,096,431
Balance - June 30, 2022 (unaudited)	-	$-	5,175,000	$518	$-	$(9,232,893)	$(9,232,375)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,175,000	$518	$24,482	$(117,659)	$(92,659)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,482)	(21,391,137)	(21,415,619)
Net income	-	-	-	-	-	3,994,994	3,994,994
Balance - March 31, 2021 (unaudited)	-	-	5,175,000	518	-	(17,513,802)	(17,513,284)
Net loss	-	-	-	-	-	(4,502,863)	(4,502,863)
Balance - June 30, 2021 (unaudited)	-	$-	5,175,000	$518	$-	$(22,016,665)	$(22,016,147)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEEP LAKE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$8,498,800	$(507,869)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	-	10,788
Change in fair value of derivative warrant liabilities	(8,739,700)	(966,600)
Interest income from investments held in Trust Account	(316,844)	-
Offering costs - derivative warrant liabilities	-	599,920
Changes in operating assets and liabilities:
Prepaid expenses	138,600	(544,133)
Accounts payable	90,239	1,331,456
Accrued expenses	22,034	63,200
Net cash used in operating activities	(306,871)	(13,238)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(207,000,000)
Net cash used in investing activities	-	(207,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(94,427)
Proceeds received from initial public offering, gross	-	207,000,000
Proceeds received from private placement	-	6,140,000
Due to related party	86,975	3,247
Offering costs paid	-	(4,213,484)
Net cash provided by financing activities	86,975	208,835,336

Net change in cash	(219,896)	1,822,098

Cash - beginning of the period	1,819,708	-
Cash - end of the period	$1,599,812	$1,822,098

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$594,915
Offering costs included in accounts payable	$-	$58,000
Offering costs paid by Sponsor under promissory note	$-	$32,739
Deferred underwriting commissions	$-	$7,245,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 6, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.6 million in its operating bank account and working capital deficit of approximately $768,000.

The Company’s liquidity needs through June 30, 2022 and prior were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $94,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. As of June 30, 2022 and December 31, 2021, in order to finance transaction costs in connection with a Business Combination, the Sponsor provided approximately $2.1 million and $2.0 million, respectively. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution, as described above, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date, however, there can be no assurance that this will be completed.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying condensed financial statements is derived from and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 207,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same (except for the number of shares) as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,677,145	$419,286	$(3,602,290)	$(900,573)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,700,000	5,175,000	20,700,000	5,175,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.17)	$(0.17)

	For The Six Months Ended June 30, 2022		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,799,040	$1,699,760	$(400,457)	$(107,412)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,700,000	5,175,000	19,098,895	5,122,790
Basic and diluted net income (loss) per ordinary share	$0.33	$0.33	$(0.02)	$(0.02)

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

On March 29, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover ongoing expenses pursuant to a promissory note (the “2022 Note”). The 2022 Note does not bear interest and will mature on the earlier of (i) the closing of an initial business combination or (ii) the date that the winding up of Maker is effective. The 2022 Note is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of June 30, 2022, the Company had not borrowed under the 2022 Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 and in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021. The Company incurred $90,000 and in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the Company has $135,000 and $45,000 in outstanding balance under this agreement, respectively, which is included in accounts payable in the accompanying condensed balance sheets.

In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of June 30, 2022 and December 31, 2021 there was approximately $2.1 million and $2.1 million due to related parties, respectively, which is non-interest bearing and due on demand.

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,700,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,832,500)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,583,119)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	21,415,619
Class A ordinary shares subject to possible redemption as of December 31, 2021	207,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	216,844
Class A ordinary shares subject to possible redemption as of June 30, 2022	$207,216,844

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 - Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31,2021, there were 20,700,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,175,000 Class B ordinary shares issued and outstanding (see Note 4).

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 8 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 10,350,000 Public Warrants and the 6,140,000 Private Placement Warrants outstanding.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - US Treasury Securities	$207,316,844	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$-	$828,000	$-
Derivative warrant liabilities - Private placement warrants	-	491,200	-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$6,313,500	$-	$-
Derivative warrant liabilities - Private placement warrants	-	3,745,400	-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market, and subsequently transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The estimated fair value of the Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the fair value hierarchy during the period ended June 30, 2022.

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

DEEP LAKE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $1.6 million in our operating bank account and working capital deficit of approximately $768,000.

Our liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the sponsor to purchase for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $94,000 from the sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the trust account. We repaid approximately $43,000 under the Note on January 15, 2021 and repaid the remaining Note balance of approximately $51,000 on January 21, 2021. As of June 30, 2022 and December 31, 2021, in order to finance transaction costs in connection with a Business Combination, the Sponsor provided approximately $2.1 million and $2.0 million, respectively. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and our initial public offering, and, subsequent to our initial public offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2022, we had net income of approximately $2.1 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $2.0 million and a gain from investments held in the Trust Account of approximately $349,000, offset by operating expenses of approximately $232,000. Operating expenses consisted of approximately $187,000 in general and administrative expenses, and approximately $45,000 in general and administrative expenses with related parties.

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

For the six months ended June 30, 2022, we had net income of approximately $8.5 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $8.7 million and a gain from investments held in the Trust Account of approximately $317,000, offset by operating expenses of approximately $558,000. Operating expenses consisted of approximately $468,000 in general and administrative expenses, and approximately $90,000 in general and administrative expenses with related parties.

For the six months ended June 30, 2021, we had net loss of approximately $0.5 million, which is largely due to a non-cash gain resulting from changes in fair value of warrant liabilities of approximately $1.0 million, offset by a non-operating expense of approximately $0.6 million related to offering costs allocated to warrant liabilities and operating expenses of approximately $0.9 million. Operating expenses consisted of approximately $785,000 in general and administrative expenses, and approximately $90,000 in general and administrative expenses with related parties.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of our consummation of a business combination and its liquidation, we agreed to pay the sponsor, or an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial and administrative support services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $45,000 and in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021. The Company incurred $90,000 and in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the Company has $135,000 and $45,000 in outstanding balance under this agreement, respectively.

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

The warrants issued in connection with our initial public offering (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants has been measured at fair value using a Monte Carlo simulation. At issuance, the initial fair value of the private placement warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the public warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the private placement warrants as of June 30, 2022 and December 31, 2021 is the same as the public warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in our initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 16,490,000 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same (except for the number of shares) as basic net income per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; and (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a business combination and may not be able to complete a business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within 24 months from the closing of our initial public offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1
Promissory Note, dated March 29, 2022, issued by Deep Lake Capital Acquisition Corp to Deep Lake Capital Sponsor LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022).

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

Dated: August 12, 2022	DEEP LAKE CAPITAL ACQUISITION CORP.

	By:	/s/ Michael Cyrus
	Name:	Michael Cyrus
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)